Form 10-K
period 2018-12-31
PSNH FUNDING LLC 3; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2019-03-29
CIK 1730300, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2018 or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number	Central Index Key	Registrant, State of Incorporation or Organization, Address and Telephone Number	I.R.S. Employer Identification No.
333-223108-01	0001730300

PSNH FUNDING LLC 3
(Issuing Entity)
(a Delaware limited liability company)
C/O Public Service Company of New Hampshire
Energy Park
780 North Commercial Street
Manchester, New Hampshire 03101-1134
(800) 286-5000

			82-4087442

1-6392	0000315256	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (Depositor and Sponsor) (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 (800) 286-5000	02-0181050

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PSNH Funding LLC 3	Yes ☐ No ☒
Public Service Company of New Hampshire	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  (Response applicable to all registrants).  Yes ☐  No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Response applicable to all registrants):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•                                          Item 1.  Business.

•                                          Item 1A.  Risk Factors.

•                                          Item 2.  Properties.

•                                          Item 3. Legal Proceedings.

Item 1B.  Unresolved Staff Comments.

None.

Item 4.  Mine Safety Disclosures.

None.

PART II

The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•                                          Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

•                                          Item 6.  Selected Financial Data.

•                                          Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•                                          Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

•                                          Item 8.  Financial Statements and Supplementary Data.

•                                          Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

•                                          Item 9A.  Controls and Procedures.

Item 9B. Other Information.

None.

PART III

The following Item has been omitted pursuant to General Instruction J of Form 10-K:

•                                          Item 14.  Principal Accountant Fees and Services.

Item 10.  Directors, Executive Officers and Corporate Governance.

Following are the managers and executive officers of PSNH Funding LLC 3 (the “Issuing Entity”) as of March 29, 2019:

Name	Age	Background
Philip J. Lembo	63

President and Chief Financial Officer of the Issuing Entity since its inception in January 2018. Mr. Lembo has served as Executive Vice President (previously Senior Vice President) and Chief Financial Officer of Eversource Energy (“Eversource”) since August 2016, and of Public Service Company of New Hampshire (“PSNH”) since May 2016. He has served as a director of PSNH since May 2016. As the Chief Financial Officer, Mr. Lembo reports directly to Eversource’s Chief Executive Officer and is responsible for all executive financial management and oversight of Eversource and PSNH, as well as overall executive responsibility, oversight and management of Eversource’s regulatory requirements and rate making activities, supply chain and procurement activities, and all investor communications and relationships with investors and lenders. Previously, Mr. Lembo served as Vice President and Treasurer of Eversource and PSNH from April 2012 to May 2016.

Jay S. Buth	49

Vice President, Controller and Chief Accounting Officer of the Issuing Entity since its inception in January 2018, and of Eversource and PSNH since April 2012. As the Controller of Eversource, Mr. Buth has executive financial oversight over the internal controls, accounting, tax and financial reporting of Eversource and PSNH. Mr. Buth is a Certified Public Accountant.

John M. Moreira	58

Senior Vice President-Finance and Regulatory and Treasurer and a Manager of the Issuing Entity since September 2018; Senior Vice President-Finance and Regulatory and Treasurer of Eversource and PSNH since September 2018. As the Treasurer of Eversource, Mr. Moreira has executive oversight of Eversource and PSNH’s capital structure, liquidity, and financing activities. Mr. Moreira also has executive oversight for ensuring the compliance with regulatory requirements in the states in which Eversource operates, as well as responsibility for filing rate and regulatory activities in those states. Previously, Mr. Moreira served as Vice President-Financial Planning and Analysis of Eversource Energy Service Company (“Eversource Service”) from March 2015 to September 2018. Prior to March 2015, Mr. Moreira served as Director of Financial Planning and Investor Relations for Eversource Service. Mr. Moreira is a Certified Public Accountant. Based on his experience described above, Mr. Moreira has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Emilie G. O’Neil	58

Assistant Treasurer and a Manager of the Issuing Entity since its inception in January 2018; Assistant Treasurer of Eversource since May 2017, and Assistant Treasurer-Corporate Finance and Cash Management of PSNH since March 2017. Ms. O’Neil is responsible for assisting the Treasurer is all aspects of the Treasury operations, cash management, rating agency presentations and lender relationships. Previously, Ms. O’Neil served as Director of Corporate Finance and Cash Management for Eversource Service from April 2012 to March 2017. Based on her experience described above, Ms. O’Neil has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Michelle A. Dreyer	47

Independent Manager of the Issuing Entity since May 2018. She joined Corporation Service Company in 1999 and has served as a Manager of Independent Director Services at Corporation Service Company since 2005. In that capacity, Ms. Dreyer has gained the experience necessary to be qualified to serve as a Manager of the Issuing Entity.

The Issuing Entity is a wholly owned, bankruptcy remote subsidiary of PSNH, which in turn is a wholly owned subsidiary of Eversource.

Code of Conduct

Eversource has adopted a Code of Ethics for Senior Financial Officers (Chief Executive Officer, Chief Financial Officer and Controller) and a Code of Business Conduct which include requirements applicable in whole or in part to all of the Trustees, directors, officers, employees, contractors and agents of Eversource and its subsidiaries. The Code of Ethics is available on Eversource’s website at www.eversource.com/Content/general/about/investors/corporate-governance/code-of-ethics-for-senior-financial-officers, and Eversource’s Code of Business

Conduct is available on its website at www.eversource.com/Content/docs/default-source/Investors/Code_of_business_conduct.

You may obtain a printed copy of the Code of Ethics and the Code of Business Conduct, without charge, by contacting Eversource’s Secretary at the following address:

Richard J. Morrison
Secretary
Eversource Energy
800 Boylston Street, 17th Floor
Boston, Massachusetts 02199-7050

Any amendments to or waivers under the Code of Ethics or the Code of Business Conduct will be posted to Eversource’s website at www.eversource.com/Content/general/about/investors/corporate-governance.

Item 11.  Executive Compensation.

Other than the annual independent manager fee of $2,500 paid to Corporation Service Company, the Issuing Entity does not pay any compensation to its managers or executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	See Exhibit Index included as the last part of this report, which is incorporated herein by reference.

(c)	Not applicable.

Item 16.  Form 10-K Summary.

None.

Item 1112(b).  Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).  Credit Enhancement and Other Support, Except For Certain Derivative Instruments.

None.

Item 1115(b).  Certain Derivative Instruments.

None.

Item 1117.  Legal Proceedings.

None.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

See “Affiliations and Certain Relationships and Related Transactions” in the Prospectus, dated May 1, 2018, of the Issuing Entity, CIK 0001730300, File Number 333-223108-01, relating to the Rate Reduction Bonds, Series 2018-1, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1) of the Securities Act of 1933 on May 2, 2018.

Item 1122.  Compliance With Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.

Item 1123.  Servicer Compliance Statement.

See Exhibit 35.1 of this Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders.  The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*).  All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit No.	Description of Exhibit
3.1

Certificate of Formation of PSNH Funding LLC 3 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SF-1 of Public Service Company of New Hampshire and PSNH Funding LLC 3 (File Nos. 333-223108 and 333-223108-01) filed on February 20, 2018)

3.2

Amended and Restated Limited Liability Company Agreement of PSNH Funding LLC 3, dated and effective as of May 8, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)

4.1

Indenture, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and The Bank of New York Mellon, as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)

4.2

Series Supplement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and The Bank of New York Mellon, as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)

10.1

Servicing Agreement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and Public Service Company of New Hampshire, as Servicer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)

10.2

Purchase and Sale Agreement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and Public Service Company of New Hampshire as Seller (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)

10.3

Administration Agreement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and Public Service Company of New Hampshire as Administrator (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)

*31.1	Rule 13a-14(d)/15d-14(d) Certification
*33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Public Service Company of New Hampshire, as Servicer
*33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, as Indenture Trustee
*34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Public Service Company of New Hampshire, as Servicer
*34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee
*35.1	Servicer Compliance Statement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2019

PSNH FUNDING LLC 3, as Issuing Entity

BY: PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, as Servicer

By:	/s/ Emilie G. O’Neil
Emilie G. O’Neil
Assistant Treasurer – Corporate Finance and Cash Management