Form 10-K
period 2019-12-31
PSNH FUNDING LLC 3; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2020-03-27
CIK 1730300, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File Number	Central Index Key	Registrant, State of Incorporation or Organization, Address and Telephone Number	I.R.S. Employer Identification No.
333-223108-01	0001730300

PSNH FUNDING LLC 3

(Issuing Entity)

(a Delaware limited liability company)

C/O Public Service Company of New Hampshire

Energy Park

780 North Commercial Street

Manchester, New Hampshire 03101-1134

(800) 286-5000

			82-4087442

1-6392	0000315256	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (Depositor and Sponsor) (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 (800) 286-5000	02-0181050

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PSNH Funding LLC 3	Yes ☐ No ☒
Public Service Company of New Hampshire	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. (Response applicable to all registrants). Yes ☐ No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Response applicable to all registrants):

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

Following are the managers and executive officers of PSNH Funding LLC 3 (the “Issuing Entity”) as of March 27, 2020:

Name	Age	Background
Philip J. Lembo	64	President and Chief Financial Officer of the Issuing Entity since its inception in January 2018. Mr. Lembo has served as Executive Vice President (previously Senior Vice President) and Chief Financial Officer of Eversource Energy (“Eversource”) since August 2016, and of Public Service Company of New Hampshire (“PSNH”) since May 2016. He has served as a director of PSNH since May 2016. As the Chief Financial Officer, Mr. Lembo reports directly to Eversource’s Chief Executive Officer and is responsible for all executive financial management and oversight of Eversource and PSNH, as well as overall executive responsibility, oversight and management of Eversource’s regulatory requirements and rate making activities, supply chain and procurement activities, and all investor communications and relationships with investors and lenders. Previously, Mr. Lembo served as Vice President and Treasurer of Eversource and PSNH from April 2012 to May 2016.

Jay S. Buth	50	Vice President, Controller and Chief Accounting Officer of the Issuing Entity since its inception in January 2018, and of Eversource and PSNH since April 2012. As the Controller of Eversource, Mr. Buth has executive financial oversight over the internal controls, accounting, tax and financial reporting of Eversource and PSNH. Mr. Buth is a Certified Public Accountant.

John M. Moreira	59	Senior Vice President-Finance and Regulatory and Treasurer and a Manager of the Issuing Entity since September 2018; Senior Vice President-Finance and Regulatory and Treasurer of Eversource and PSNH since September 2018. As the Treasurer of Eversource, Mr. Moreira has executive oversight of Eversource and PSNH's capital structure, liquidity, and financing activities. Mr. Moreira also has executive oversight for ensuring the compliance with regulatory requirements in the states in which Eversource operates, as well as responsibility for filing rate and regulatory activities in those states. Previously, Mr. Moreira served as Vice President-Financial Planning and Analysis of Eversource Energy Service Company (“Eversource Service”) from March 2015 to September 2018. Prior to March 2015, Mr. Moreira served as Director of Financial Planning and Investor Relations for Eversource Service. Mr. Moreira is a Certified Public Accountant. Based on his experience described above, Mr. Moreira has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Emilie G. O'Neil	59	Assistant Treasurer and a Manager of the Issuing Entity since its inception in January 2018; Assistant Treasurer of Eversource since May 2017, and Assistant Treasurer-Corporate Finance and Cash Management of PSNH since March 2017. Ms. O'Neil is responsible for assisting the Treasurer is all aspects of the Treasury operations, cash management, rating agency presentations and lender relationships. Previously, Ms. O'Neil served as Director of Corporate Finance and Cash Management for Eversource Service from April 2012 to March 2017. Based on her experience described above, Ms. O'Neil has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Michelle A. Dreyer	48	Independent Manager of the Issuing Entity since May 2018. She joined Corporation Service Company in 1999 and has served as a Manager of Independent Director Services at Corporation Service Company since 2005. In that capacity, Ms. Dreyer has gained the experience necessary to be qualified to serve as a Manager of the Issuing Entity.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

The following Item has been omitted pursuant to General Instruction J of Form 10-K:

•	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.
(a)(3) and (b)	Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.
Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of PSNH Funding LLC 3 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SF-1 of Public Service Company of New Hampshire and PSNH Funding LLC 3 (File Nos. 333-223108 and 333-223108-01) filed on February 20, 2018)
3.2	Amended and Restated Limited Liability Company Agreement of PSNH Funding LLC 3, dated and effective as of May 8, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
4.1	Indenture, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and The Bank of New York Mellon, as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
4.2	Series Supplement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and The Bank of New York Mellon, as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
10.1	Servicing Agreement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and Public Service Company of New Hampshire, as Servicer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
10.2	Purchase and Sale Agreement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and Public Service Company of New Hampshire as Seller (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
10.3	Administration Agreement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and Public Service Company of New Hampshire as Administrator (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
*31.1	Rule 13a-14(d)/15d-14(d) Certification
*33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Public Service Company of New Hampshire, as Servicer
*33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, as Indenture Trustee
*34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Public Service Company of New Hampshire, as Servicer
*34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee
*35.1	Servicer Compliance Statement

(c)	Not applicable.

Item 16. Form 10-K Summary.

None.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K

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

Item 1122. Compliance With Applicable Servicing Criteria.

PSNH (in its role as servicer) and The Bank of New York Mellon (the “Indenture Trustee” and together with PSNH, the “Servicing Parties”) have each been identified by the registrants as a party participating in the servicing function with respect to the assets backing securities issued by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as Exhibits 33.1 and 33.2 to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by registered public accounting firms, which Attestation Reports are also attached as Exhibits 34.1 and 34.2 to this Form 10-K. Except as indicated below, neither of the Servicing Reports prepared by PSNH or the Indenture Trustee, or the Attestation Reports provided by PSNH or the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Exceptions:

Indenture Trustee: The Bank of New York Mellon’s Servicing Report and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon.

Servicing criterion 1122(d)(3)(i)(A) requires that reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports are prepared in accordance with timeframes and other terms set forth in the transaction agreements.

Noncompliance: The Indenture Trustee has indicated that during the reporting period, certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements.

Remediation:

The Indenture Trustee has identified the following remediation measures:

•	Transaction identifiers will be verified and made uniform, as needed, between the BNY Mellon Investor Reporting website and the system that generates investor reports.

•	All desktop procedures for the Platform (as defined in the Indenture Trustee’s Servicing Report) will be reviewed to make sure the correct transaction identifiers are listed for all reports that need to be made available to investors on the BNY Mellon Investor Reporting website.

•	A review of the BNY Mellon Investor Reporting website will be undertaken on the relevant payment dates to verify that all pertinent reports have been successfully posted and assure any needed remediation occurs on the same date.

The Indenture Trustee has also confirmed that none of the identified instances of noncompliance involved the assets backing the securities issued by the Issuing Entity.

The registrants have not independently verified the accuracy of the Indenture Trustee’s assertions or the adequacy of its remediation efforts.

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

Date: March 27, 2020

PSNH FUNDING LLC 3, as Issuing Entity

BY: PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, as Servicer

By:	/s/ Emilie G. O’Neil
Emilie G. O’Neil
Assistant Treasurer – Corporate Finance and Cash Management

2