Form 10-K
period 2020-12-31
PSNH FUNDING LLC 3; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2021-03-26
CIK 1730300, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•	Item 1. Business.

•	Item 1A. Risk Factors.

•	Item 2. Properties.

•	Item 3. Legal Proceedings.

Item 1B. Unresolved Staff Comments.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

•	Item 6. [Reserved].

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

•	Item 8. Financial Statements and Supplementary Data.

•	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

•	Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

Following are the managers and executive officers of PSNH Funding LLC 3 (the “Issuing Entity”) as of March 26, 2021:

Name	Age	Background
Philip J. Lembo	65	President and Chief Financial Officer of the Issuing Entity since its inception in January 2018. Mr. Lembo has served as Executive Vice President (previously Senior Vice President) and Chief Financial Officer of Eversource Energy (“Eversource”) since August 2016, and of Public Service Company of New Hampshire (“PSNH”) since May 2016. He has served as a director of PSNH since May 2016. As the Chief Financial Officer, Mr. Lembo reports directly to Eversource’s Chief Executive Officer and is responsible for all executive financial management and oversight of Eversource and PSNH, as well as overall executive responsibility, oversight and management of Eversource’s regulatory requirements and rate making activities, supply chain and procurement activities, and all investor communications and relationships with investors and lenders. Previously, Mr. Lembo served as Vice President and Treasurer of Eversource and PSNH from April 2012 to May 2016.

Jay S. Buth	51	Vice President, Controller and Chief Accounting Officer of the Issuing Entity since its inception in January 2018, and of Eversource and PSNH since April 2012. As the Controller of Eversource, Mr. Buth has executive financial oversight over the internal controls, accounting, tax and financial reporting of Eversource and PSNH. Mr. Buth is a Certified Public Accountant.

John M. Moreira	60	Senior Vice President-Finance and Regulatory and Treasurer and a Manager of the Issuing Entity since September 2018; Senior Vice President-Finance and Regulatory and Treasurer of Eversource and PSNH since September 2018. As the Treasurer of Eversource, Mr. Moreira has executive oversight of Eversource and PSNH's capital structure, liquidity, and financing activities. Mr. Moreira also has executive oversight for ensuring the compliance with regulatory requirements in the states in which Eversource operates, as well as responsibility for filing rate and regulatory activities in those states. Previously, Mr. Moreira served as Vice President-Financial Planning and Analysis of Eversource Energy Service Company (“Eversource Service”) from March 2015 to September 2018. Prior to March 2015, Mr. Moreira served as Director of Financial Planning and Investor Relations for Eversource Service. Mr. Moreira is a Certified Public Accountant. Based on his experience described above, Mr. Moreira has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Emilie G. O'Neil	60	Assistant Treasurer and a Manager of the Issuing Entity since its inception in January 2018; Assistant Treasurer of Eversource since May 2017, and Assistant Treasurer-Corporate Finance and Cash Management of PSNH since March 2017. Ms. O'Neil is responsible for assisting the Treasurer is all aspects of the Treasury operations, cash management, rating agency presentations and lender relationships. Previously, Ms. O'Neil served as Director of Corporate Finance and Cash Management for Eversource Service from April 2012 to March 2017. Based on her experience described above, Ms. O'Neil has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Michelle A. Dreyer	49	Independent Manager of the Issuing Entity since May 2018. She joined Corporation Service Company in 1999 and has served as a Manager of Independent Director Services since 2005 and Managing Director since 2019. In that capacity, Ms. Dreyer has gained the experience necessary to be qualified to serve as a Manager of the Issuing Entity.

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

Servicing criterion 1122(d)(2)(vii) require that reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts, and that such reconciliations are mathematically accurate, prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements, reviewed and approved by someone other than the person who prepared the reconciliation and contain explanations for reconciling items, which reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Noncompliance: The Indenture Trustee has indicated that during the reporting period, certain reconciliations were not prepared on a monthly basis for all asset backed securities related bank accounts, including custodial accounts.

Remediation:

The Indenture Trustee has identified the following remediation measures:

The Client Service Manager will download and digitally sign the reconciliation as the preparer. There will be an approval process in which another Client Service Manager/Group Manager will review and digitally sign the reconciliation. This will be done within 30 days of month-end. Once complete, all signed settled cash reports (i.e., bank reconciliations) will be sent to the Regulation AB Office of Policy and Regulatory Reporting for a final review of completion.

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

Date: March 26, 2021

PSNH FUNDING LLC 3, as Issuing Entity
BY: PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, as Servicer
By:	/s/ Emilie G. O’Neil
Emilie G. O’Neil
Assistant Treasurer – Corporate Finance and Cash Management