Form 10-K
period 2021-12-31
PSNH FUNDING LLC 3; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2022-03-25
CIK 1730300, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

Following are the managers and executive officers of PSNH Funding LLC 3 (the “Issuing Entity”) as of March 26, 2022:

Name	Age	Background
Philip J. Lembo	66	President and Chief Financial Officer of the Issuing Entity since its inception in January 2018. Mr. Lembo has served as Executive Vice President (previously Senior Vice President) and Chief Financial Officer of Eversource Energy (“Eversource”) since August 2016, and of Public Service Company of New Hampshire (“PSNH”) since May 2016. He has served as a director of PSNH since May 2016. As the Chief Financial Officer, Mr. Lembo reports directly to Eversource’s Chief Executive Officer and is responsible for all executive financial management and oversight of Eversource and PSNH, as well as overall executive responsibility, oversight and management of Eversource’s regulatory requirements and rate making activities, supply chain and procurement activities, and all investor communications and relationships with investors and lenders. Previously, Mr. Lembo served as Vice President and Treasurer of Eversource and PSNH from April 2012 to May 2016.
Jay S. Buth	52	Vice President, Controller and Chief Accounting Officer of the Issuing Entity since its inception in January 2018, and of Eversource and PSNH since April 2012. As the Controller of Eversource, Mr. Buth has executive financial oversight over the internal controls, accounting, tax and financial reporting of Eversource and PSNH. Mr. Buth is a Certified Public Accountant.

John M. Moreira	61	Senior Vice President-Finance and Regulatory and Treasurer and a Manager of the Issuing Entity since September 2018; Senior Vice President-Finance and Regulatory and Treasurer of Eversource and PSNH since September 2018. As the Treasurer of Eversource, Mr. Moreira has executive oversight of Eversource and PSNH's capital structure, liquidity, and financing activities. Mr. Moreira also has executive oversight for ensuring the compliance with regulatory requirements in the states in which Eversource operates, as well as responsibility for filing rate and regulatory activities in those states. Previously, Mr. Moreira served as Vice President-Financial Planning and Analysis of Eversource Energy Service Company (“Eversource Service”) from March 2015 to September 2018. Prior to March 2015, Mr. Moreira served as Director of Financial Planning and Investor Relations for Eversource Service. Mr. Moreira is a Certified Public Accountant. Based on his experience described above, Mr. Moreira has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.
Emilie G. O'Neil	61	Assistant Treasurer and a Manager of the Issuing Entity since its inception in January 2018; Assistant Treasurer of Eversource since May 2017, and Assistant Treasurer-Corporate Finance and Cash Management of PSNH since March 2017. Ms. O'Neil is responsible for assisting the Treasurer is all aspects of the Treasury operations, cash management, rating agency presentations and lender relationships. Previously, Ms. O'Neil served as Director of Corporate Finance and Cash Management for Eversource Service from April 2012 to March 2017. Based on her experience described above, Ms. O'Neil has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.
Michelle A. Dreyer	50	Independent Manager of the Issuing Entity since May 2018. She joined Corporation Service Company in 1999 and has served as a Manager of Independent Director Services since 2005 and Managing Director since 2019. In that capacity, Ms. Dreyer has gained the experience necessary to be qualified to serve as a Manager of the Issuing Entity.

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

James W. Hunt, III
Executive Vice President and Secretary
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

Date: March 25, 2022

PSNH FUNDING LLC 3, as Issuing Entity

BY: PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, as Servicer

By:	/s/ Emilie G. O’Neil
Emilie G. O’Neil
Assistant Treasurer – Corporate Finance and Cash Management