Form 10-K
period 2022-12-31
PSNH FUNDING LLC 3; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2023-03-29
CIK 1730300, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

The following Items have been omitted pursuant to General Instruction J of Form 10-K:

●	Item 1. Business.

●	Item 1A. Risk Factors.

●	Item 2. Properties.

●	Item 3. Legal Proceedings.

Item 1B. Unresolved Staff Comments.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

The following Items have been omitted pursuant to General Instruction J of Form 10-K:

●	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

●	Item 6. [Reserved].

●	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

●	Item 8. Financial Statements and Supplementary Data.

●	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

●	Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

Following are the managers and executive officers of PSNH Funding LLC 3 (the “Issuing Entity”) as of March 26, 2023:

Name	Age	Background

Jay S. Buth	53	Vice President, Controller and Chief Accounting Officer of the Issuing Entity since its inception in January 2018, and of Eversource and PSNH since April 2012. As the Controller of Eversource, Mr. Buth has executive financial oversight over the internal controls, accounting, tax and financial reporting of Eversource and PSNH. Mr. Buth is a Certified Public Accountant.

John M. Moreira	62	President, Chief Financial Officer and Treasurer and a Manager of the Issuing Entity since May 2022. Prior to this, Mr. Moreira served as Senior Vice President-Finance and Regulatory and Treasurer and a Manager of the Issuing Entity from September 2018 until May 2022. Mr. Moreira has also served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource and PSNH since May 2022. Prior to this, Mr. Moreira served as Executive Vice President, Finance and Regulatory and Treasurer of Eversource and PSNH from September 2018 until May 2022. As the Treasurer of Eversource, Mr. Moreira has executive oversight of Eversource and PSNH's capital structure, liquidity, and financing activities. Mr. Moreira also has executive oversight for ensuring the compliance with regulatory requirements in the states in which Eversource operates, as well as responsibility for filing rate and regulatory activities in those states. Previously, Mr. Moreira served as Vice President-Financial Planning and Analysis of Eversource Energy Service Company from March 2015 to September 2018. Mr. Moreira is a Certified Public Accountant. Based on his experience described above, Mr. Moreira has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Emilie G. O’Neil	62	Assistant Treasurer and a Manager of the Issuing Entity since its inception in January 2018; Assistant Treasurer of Eversource since May 2017, and Assistant Treasurer-Corporate Finance and Cash Management of PSNH since March 2017. Ms. O'Neil is responsible for assisting the Treasurer is all aspects of the Treasury operations, cash management, rating agency presentations and lender relationships. Based on her experience described above, Ms. O'Neil has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Michelle A. Dreyer	51	Independent Manager of the Issuing Entity since May 2018. She joined Corporation Service Company in 1999 and has served as a Manager of Independent Director Services since 2005 and Managing Director since 2019. In that capacity, Ms. Dreyer has gained the experience necessary to be qualified to serve as a Manager of the Issuing Entity.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

The following Item has been omitted pursuant to General Instruction J of Form 10-K:

●	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of PSNH Funding LLC 3 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SF-1 of Public Service Company of New Hampshire and PSNH Funding LLC 3 (File Nos. 333-223108 and 333-223108-01) filed on February 20, 2018)
3.2	Amended and Restated Limited Liability Company Agreement of PSNH Funding LLC 3, dated and effective as of May 8, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
4.1	Indenture, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and The Bank of New York Mellon, as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
4.2	Series Supplement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and The Bank of New York Mellon, as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
10.1	Servicing Agreement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and Public Service Company of New Hampshire, as Servicer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
10.2	Purchase and Sale Agreement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and Public Service Company of New Hampshire as Seller (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
10.3	Administration Agreement, dated as of May 8, 2018, by and between PSNH Funding LLC 3 and Public Service Company of New Hampshire as Administrator (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Public Service Company of New Hampshire and PSNH Funding LLC 3 filed on May 11, 2018)
*31.1	Rule 13a-14(d)/15d-14(d) Certification
*33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Public Service Company of New Hampshire, as Servicer
*33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, as Indenture Trustee
*34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Public Service Company of New Hampshire, as Servicer
*34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, as Indenture Trustee
*35.1	Servicer Compliance Statement

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

Date: March 29, 2023

PSNH FUNDING LLC 3, as Issuing Entity

BY: PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, as Servicer

By:	/s/ Emilie G. O’Neil
Emilie G. O’Neil
Assistant Treasurer – Corporate Finance and Cash Management