Form 10-K
period 2023-12-31
PSNH FUNDING LLC 3; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2024-03-28
CIK 1730300, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•	Item 1. Business.

•	Item 1A. Risk Factors.

•	Item 1C. Cybersecurity

•	Item 2. Properties.

•	Item 3. Legal Proceedings.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

Following are the managers and executive officers of PSNH Funding LLC 3 (the “Issuing Entity”) as of February 26, 2024:

Name	Age	Background

Jay S. Buth	54	Vice President, Controller and Chief Accounting Officer of the Issuing Entity since its inception in January 2018, and of Eversource and PSNH since April 2012. As the Controller of Eversource, Mr. Buth has executive financial oversight over the internal controls, accounting, tax and financial reporting of Eversource and PSNH. Mr. Buth is a Certified Public Accountant.

John M. Moreira	63	President, Chief Financial Officer and Treasurer and a Manager of the Issuing Entity since May 2022. Prior to this, Mr. Moreira served as Senior Vice President-Finance and Regulatory and Treasurer and a Manager of the Issuing Entity from September 2018 until May 2022. Mr. Moreira has also served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource and PSNH since May 2022. Prior to this, Mr. Moreira served as Executive Vice President, Finance and Regulatory and Treasurer of Eversource and PSNH from September 2018 until May 2022. As the Treasurer of Eversource, Mr. Moreira has executive oversight of Eversource and PSNH's capital structure, liquidity, and financing activities. Mr. Moreira also has executive oversight for ensuring the compliance with regulatory requirements in the states in which Eversource operates, as well as responsibility for filing rate and regulatory activities in those states. Mr. Moreira is a Certified Public Accountant. Based on his experience described above, Mr. Moreira has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Emilie G. O’Neil	63	Assistant Treasurer and a Manager of the Issuing Entity since its inception in January 2018; Assistant Treasurer of Eversource since May 2017, and Assistant Treasurer-Corporate Finance and Cash Management of PSNH since March 2017. Ms. O’Neil is responsible for assisting the Treasurer is all aspects of the Treasury operations, cash management, rating agency presentations and lender relationships. Based on her experience described above, Ms. O’Neil has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Michelle A. Dreyer	52	Independent Manager of the Issuing Entity since May 2018. She joined Corporation Service Company in 1999 and has served as a Manager of Independent Director Services since 2005 and Managing Director since 2019. In that capacity, Ms. Dreyer has gained the experience necessary to be qualified to serve as a Manager of the Issuing Entity.

The Issuing Entity is a wholly owned, bankruptcy remote subsidiary of PSNH, which in turn is a wholly owned subsidiary of Eversource.

Code of Conduct

Eversource has adopted a Code of Ethics for Senior Financial Officers (Chief Executive Officer, Chief Financial Officer and Controller) and a Code of Business Conduct which include requirements applicable in whole or in part to all of the Trustees, directors, officers, employees, contractors and agents of Eversource and its subsidiaries. The Code of Ethics is available on Eversource’s website at www.eversource.com/content/residential/about/investors/corporate-governance/code-of-ethics-for-senior-financial-officers, and Eversource’s Code of Business Conduct is available on its website at www.eversource.com/Content/docs/default-source/Investors/Code_of_business_conduct.

You may obtain a printed copy of the Code of Ethics and the Code of Business Conduct, without charge, by contacting Eversource’s Secretary at the following address:

James W. Hunt, III
Executive Vice President – Corporate Relations and Sustainability and Secretary
Eversource Energy
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

Date: March 28, 2024

PSNH FUNDING LLC 3, as Issuing Entity

BY: PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, as Servicer

By:	/s/ Emilie G. O’Neil
Emilie G. O’Neil
Assistant Treasurer – Corporate Finance and Cash Management