Form 10-K
period 2024-12-31
PSNH FUNDING LLC 3
filed 2025-03-27
CIK 1730300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 or

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

Following are the managers and executive officers of PSNH Funding LLC 3 (the “Issuing Entity”) as of March 27, 2025:

Name	Age	Background

Jay S. Buth	55	Vice President, Controller and Chief Accounting Officer of the Issuing Entity since its inception in January 2018, and of Eversource and PSNH since April 2012. As the Controller of Eversource, Mr. Buth has executive financial oversight over the internal controls, accounting, tax and financial reporting of Eversource and PSNH. Mr. Buth is a Certified Public Accountant.

John M. Moreira	64	President, Chief Financial Officer and Treasurer and a Manager of the Issuing Entity since May 2022. Prior to this, Mr. Moreira served as Senior Vice President-Finance and Regulatory and Treasurer and a Manager of the Issuing Entity from September 2018 until May 2022. Mr. Moreira has also served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource and PSNH since May 2022. Prior to this, Mr. Moreira served as Executive Vice President, Finance and Regulatory and Treasurer of Eversource and PSNH from September 2018 until May 2022. As the Treasurer of Eversource, Mr. Moreira has executive oversight of Eversource and PSNH's capital structure, liquidity, and financing activities. Mr. Moreira also has executive oversight for ensuring the compliance with regulatory requirements in the states in which Eversource operates, as well as responsibility for filing rate and regulatory activities in those states. Mr. Moreira is a Certified Public Accountant. Based on his experience described above, Mr. Moreira has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Emilie G. O’Neil	64	Assistant Treasurer and a Manager of the Issuing Entity since its inception in January 2018; Assistant Treasurer of Eversource since May 2017, and Assistant Treasurer-Corporate Finance and Cash Management of PSNH since March 2017. Ms. O’Neil is responsible for assisting the Treasurer in all aspects of the Treasury operations, cash management, rating agency presentations and lender relationships. Based on her experience described above, Ms. O’Neil has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Michelle A. Dreyer	53	Independent Manager of the Issuing Entity since May 2018. She joined Corporation Service Company in 1999 and has served as a Manager of Independent Director Services since 2005 and Managing Director since 2019. In that capacity, Ms. Dreyer has gained the experience necessary to be qualified to serve as a Manager of the Issuing Entity.

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

Servicing criterion 1122(d)(3)(ii) requires that amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Noncompliance: The Indenture Trustee has indicated that during the reporting period, the first distribution for a transaction with a securitization entity for which the Indenture Trustee serves as trustee due on September 3, 2024 ($82,421,673.75) was remitted one day late.

Remediation:

The Indenture Trustee has identified the following remediation measures:

The Indenture Trustee has implemented a daily report, which is distributed daily to its Management, that identifies outstanding deal onboarding items serving as a reminder of tasks not yet completed as another check in the process aimed at preventing missed payments. Additionally, programmers are working to build a status report at an individual level, rather than a group level, flagging individuals that have deal onboarding tasks to complete.

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

Date: March 27, 2025

PSNH FUNDING LLC 3, as Issuing Entity

BY: PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, as Servicer

By:	/s/ Emilie G. O’Neil
Emilie G. O’Neil
Assistant Treasurer – Corporate Finance and Cash Management