Form 10-K
period 2025-12-31
PSNH FUNDING LLC 3
filed 2026-03-30
CIK 1730300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 or

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers

Following are the managers and executive officers of PSNH Funding LLC 3 (the “Issuing Entity”) as of March 30, 2026:

Name	Age	Background

Jay S. Buth	56	Vice President, Controller and Chief Accounting Officer of the Issuing Entity since its inception in January 2018, and of Eversource and PSNH since April 2012. As the Controller of Eversource, Mr. Buth has executive financial oversight over the internal controls, accounting, tax and financial reporting of Eversource and PSNH. Mr. Buth is a Certified Public Accountant.

John M. Moreira	65	President, Chief Financial Officer and Treasurer and a Manager of the Issuing Entity since May 2022. Prior to this, Mr. Moreira served as Senior Vice President-Finance and Regulatory and Treasurer and a Manager of the Issuing Entity from September 2018 until May 2022. Mr. Moreira has also served as Executive Vice President, Chief Financial Officer and Treasurer of Eversource and PSNH since May 2022. Prior to this, Mr. Moreira served as Executive Vice President, Finance and Regulatory and Treasurer of Eversource and PSNH from September 2018 until May 2022. As the Treasurer of Eversource, Mr. Moreira has executive oversight of Eversource and PSNH's capital structure, liquidity, and financing activities. Mr. Moreira also has executive oversight for ensuring the compliance with regulatory requirements in the states in which Eversource operates, as well as responsibility for filing rate and regulatory activities in those states. Mr. Moreira is a Certified Public Accountant. Based on his experience described above, Mr. Moreira has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Matthew Fallon	51	Assistant Treasurer and a Manager of the Issuing Entity since October 2025; Assistant Treasurer of Eversource since October 2025, and Assistant Treasurer-Corporate Finance and Cash Management of PSNH since October 2025. Mr. Fallon is responsible for assisting the Treasurer in all aspects of the Treasury operations, cash management, rating agency and lender relationships. Mr. Fallon served as Director of Investor Relations for Eversource Energy Service Company from March 2024 to September 2025 and Director of Corporate, Regulatory, Financial Policy and Investor Relations for Eversource Services from April 2023 to February 2024. Prior to that, Mr. Fallon served as Director of Investor Relations at Pacific Gas & Electric. Mr. Fallon brings a unique financial background to the Company’s Corporate Finance team, drawing on his twenty years of experience. Based on this experience as described, Mr. Fallon has the skills and qualifications necessary to serve as a Manager of the Issuing Entity.

Michelle A. Dreyer	54	Independent Manager of the Issuing Entity since May 2018. She joined Corporation Service Company in 1999 and has served as a Manager of Independent Director Services since 2005 and Managing Director since 2019. In that capacity, Ms. Dreyer has gained the experience necessary to be qualified to serve as a Manager of the Issuing Entity.

The Issuing Entity is a wholly owned, bankruptcy remote subsidiary of PSNH, which in turn is a wholly owned subsidiary of Eversource.

Code of Conduct

Eversource has adopted a Code of Ethics for Senior Financial Officers (Chief Executive Officer, Chief Financial Officer and Controller) and a Code of Business Conduct which include requirements applicable in whole or in part to all of the Trustees, directors, officers, employees, contractors and agents of Eversource and its subsidiaries. Both the Code of Ethics and the Code of Business Conduct are available on Eversource’s website at https://investors.eversource.com/corporate-governance/documents-charters.

You may obtain a printed copy of the Code of Ethics and the Code of Business Conduct, without charge, by contacting Eversource’s Secretary at the following address:

James W. Hunt, III
Executive Vice President – Corporate Relations and Sustainability and Secretary
Eversource Energy
800 Boylston Street, 17th Floor
Boston, Massachusetts 02199-7050

Any amendments to or waivers under the Code of Ethics or the Code of Business Conduct will be posted to Eversource’s website at https://investors.eversource.com/corporate-governance/documents-charters.

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

Date: March 30, 2026

PSNH FUNDING LLC 3, as Issuing Entity

BY: PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, as Servicer

By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer